Form 10-Q
period 2021-06-30
G Squared Ascend I Inc.
filed 2021-08-25
CIK 1837207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 23, 2021, 15,033,633 units, 19,446,367 shares of Class A ordinary shares, par value $0.0001 per share, 8,625,000 shares of Class B ordinary shares and 10,993,855 warrants, par value  $0.0001 per share, were issued and outstanding, respectively.

G SQUARED ASCEND I INC.

Form 10-Q

For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	Condensed Statement of Operations for the Three and Six Months Ended June 30, 2021 (Unaudited)	2

	Condensed Statement of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

G SQUARED ASCEND I INC.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,070,194	$—
Deferred offering costs	—	228,180
Prepaid expenses	1,362,503	—
Total current assets	2,432,697	228,180
Investments held in Trust Account	345,031,764	—
Total Assets	$347,464,461	$228,180

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$230,082	$48,005
Accrued expenses	198,417	163,005
Total current liabilities	428,499	211,010
Deferred underwriting commissions	12,075,000	—
Derivative liabilities	18,285,000	—
Total liabilities	30,788,499	211,010

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 34,350,000 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(28,324,901)	(7,830)
Total shareholders' equity (deficit)	(28,324,038)	17,170
Total Liabilities and Shareholders' Equity (Deficit)	$347,464,461	$228,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND I INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
	(unaudited)	(unaudited)

General and administrative expenses	$678,526	$883,814
General and administrative expenses - related party	30,000	50,000
Loss from operations	(708,526)	(933,814)
Other income (expenses)
Change in fair value of derivative liabilities	(3,545,330)	(897,530)
Offering costs associated with derivative liabilities	—	(462,850)
Loss on Forward Purchase Agreement	—	(1,448,910)
Gain on conversion of working capital loan	—	243,440
Income from investments held in Trust Account	11,595	31,764
Total other income (expenses)	(3,533,735)	(2,534,086)
Net loss	$(4,242,261)	$(3,467,900)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000	34,500,000
Basic and diluted net loss per share, Class A ordinary share	$0.00	$0.00
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	8,382,597
Basic and diluted net loss per share, Class B ordinary share	$0.49	$(0.42)

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND I INC.

CONDENSED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three and Six Months Ended June 30, 2021 (Unaudited)

			Shareholders' Equity (Deficit)
	Class A Ordinary Shares Subject				Additional		Total
	to Possible Redemption		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(7,830)	$17,170
Sale of units in initial public offering, less fair value of derivative warrant liabilities	34,500,000	337,272,000	—	—	—	—	—
Offering costs	—	(19,341,308)	—	—	—	—	—
Excess cash received over the fair value of the private placement warrants	—	—	—	—	2,196,000	—	2,196,000
Accretion of Class A ordinary shares subject to redemption	—	27,069,308	—	—	(2,220,137)	(24,849,171)	(27,069,308)
Net income	—	—	—	—	—	774,361	774,361
Balance - March 31, 2021	34,500,000	345,000,000	8,625,000	863	—	(24,082,640)	(24,081,777)
Net loss	—	—	—	—	—	(4,242,261)	(4,242,261)
Balance - June 30, 2021	34,500,000	$345,000,000	8,625,000	$863	$—	$(28,324,901)	$(28,324,038)

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND I INC.

CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(3,467,900)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	5,704
Change in fair value of derivative liabilities	2,346,440
Offering costs - derivative warrant liabilities	462,850
Gain on conversion of working capital loan	(243,440)
Income from investments held in Trust Account	(31,764)
Changes in operating assets and liabilities:
Prepaid expenses	(1,362,503)
Accounts payable	141,063
Accrued expenses	35,412
Net cash used in operating activities	(2,114,138)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds received note payable from related party	1,500,000
Repayment of note payable to related party	(173,255)
Proceeds received from initial public offering	345,000,000
Proceeds received from private placement	9,150,000
Offering costs paid	(7,292,413)
Net cash provided by financing activities	348,184,332

Net change in cash	1,070,194

Cash - beginning of the period	—
Cash - end of the period	$1,070,194

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	$83,320
Offering costs paid by related party under promissory note	$125,246
Accounts payable paid by related party under promissory note	$42,306
Deferred underwriting commissions	$12,075,000
Conversion of working capital loan to derivative warrant liabilities at fair value	$1,256,560
Accretion of Class A ordinary shares subject to redemption	$27,069,308

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from October 26, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 including consideration of the forward purchase agreement discussed in Note 4, upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each of the Public Shareholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were Public Shareholders on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that any of the Public Shareholders, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $2.0 million.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs through June 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and loan of approximately $173,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the initial Business Combination. On March 9, 2021, the Sponsor Note was converted into a Working Capital Loan Warrants (as defined in Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2021, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Proposed Public Offering and a minimum one year from the date of issuance of this financial statement. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or any future period.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The condensed financial statements contained herein include the impact of a reclassification of 3,180,608 Class A ordinary shares from shareholders’ equity as presented on its audited balance sheet as of February 9, 2021 included in its Current Report on Form 8-K, filed February 17, 2021, to Class A ordinary shares subject to possible redemption (temporary equity). In the balance sheet, the Company did not reflect the impact of the presentation of Class A ordinary shares subject to possible redemption resulting from the forward purchase agreement. The misclassification did not impact net loss (income), total assets or total liabilities and equity for the reported period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering, Private Placement Warrants and Working Capital Loan Warrants have been estimated using Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is based upon the publicly traded value. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The forward purchase agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants (each, a “Forward Purchase Warrant" and collectively, the “Forward Purchase Warrants”), for an aggregate purchase price of  $100,000,000, in each case, for $10.00 per one Class A ordinary share and one-fifth of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and with changes in fair value recognized in the Company’s condensed statement of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders' equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company determined the Class A ordinary shares subject to redemption to be equal to the redemption value of $10.00 per Public Share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the forward purchase agreement (as discussed in Note 4), it was concluded that the redemption value should include all Public Shares resulting in the Class A ordinary shares subject to possible redemption being equal to $345,000,000. Accordingly, as of June 30, 2021, there are 34,500,000 shares of Class A ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets. There were no shares of Class A ordinary shares subject to possible redemption at December 31, 2020.

Income Taxes

FASB ASC Topic 740, “Income Taxes” (“ASC 740”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company has not considered the effect of the warrants sold in the Public Offering (including the over-allotment). Private Placement Warrants, and Working Capital Loan Warrants to purchase 14,000,000 shares of the Company’s ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months	For the Six Months Ended
	Ended June 30, 2021	June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$11,595	$31,764
Less: Company's portion available to be withdrawn to pay taxes
Net income attributable to Class ordinary shares	$11,595	$31,764
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	34,500,000	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income minus net income allocable to Class A ordinary shares
Net income	$(4,242,261)	$(3,467,900)
Net income allocable to Class A ordinary shares	(11,595)	(31,764)
Net income attributable to Class B ordinary shares	$(4,253,856)	$(3,499,664)
Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,382,597
Basic and diluted net loss per share, Class B ordinary shares	$(0.49)	$(0.42)

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company's financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On December 2, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the closing of the Initial Public Offering. As of February 9, 2021, the Company had borrowed approximately $173,000 under the Note. The Company repaid the Note in full on February 12, 2021. This facility is no longer available as of June 30, 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants (“Working Capital Loan Warrants”) of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the Initial Business Combination. On March 9, 2021, the Sponsor Note was converted into 1,000,000 Working Capital Loan Warrants. These warrants have the same rights and restriction as that of the Private Placement Warrants. As of June 30, 2021, the Company had no outstanding balance under the working capital loans. The Company does not have access to any additional Working Capital Loans that can be converted into warrants.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the period ended June 30, 2021 and December 31, 2020, the Company incurred expenses of $50,000 and $0 under this agreement. As of June 30, 2021 and December 31, 2020, the Company had $50,000 and $0 outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 34,500,000 shares of Class A ordinary shares issued and outstanding, which are subject to possible redemption, all of which were classified as temporary equity in the accompanying condensed balance sheets.

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

As of June 30, 2021, the Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

As of June 30, 2021
Gross proceeds received from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(7,728,000)
Offering costs allocated to Class A ordinary shares	(19,341,308)
Plus:
Accretion on Class A ordinary shares to redemption value	27,069,308
Class A ordinary shares subject to possible redemption	$345,000,000

Note 7 — Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.

Class B Ordinary Shares— The Company is authorized to issue 15,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.

Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Warrants

As of June 30, 2021, the Company had 6,900,000 of Public Warrants, 6,100,000 of Private Placement Warrants and 1,000,000 of Working Capital Loan Warrants outstanding. There were no warrants outstanding at December 31, 2020.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,031,764	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$8,349,000	$—	$—
Derivative warrant liabilities - Private placement warrants	—	7,381,000	—
Derivative warrant liabilities - Working capital loan warrants		1,210,000	—
Forward purchase agreement	—	1,345,000	—
Total	$8,349,000	$9,936,000	$—

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in March 2021. The estimated fair value of the Private Placement Warrants and Working Capital Loan Warrants were transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants and Working Capital Loan Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and Working Capital Loan Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Loan Warrants is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in April 2021, as the underlying fair value of the warrants included in the Forward Purchase Agreement have substantially the same terms as the Public Warrants. There were no other transfers between levels of the hierarchy for the three and six months ended June 30, 2021.

Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Private Placement Warrants, Public Warrants, and the Working Capital Loan Warrants prior to the Public Warrants being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Black-Scholes analysis relies upon appropriate inputs derived from the Monte Carlo simulation of the public warrants; namely, the underlying stock price and the implied volatility from the traded Public Warrant price. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for the warrants:

	Initial Fair Value	March 9, 2021
Exercise price	$11.50	$11.50
Unit price	$9.78	$9.80
Term (in years)	1.56-6.56	6.48
Volatility	17.4%	16.6%
Risk-free rate	0.11-1.26%	1.12%

For the fair value of the Public, Working Capital Loan, Private Placement Warrants, issued in connection with the Public Offering and conversion of the working capital loan, the Company utilized a Monte Carlo simulation to estimate the fair value of the public warrants at each reporting period and Black-Scholes Option Pricing Model to estimate the fair value of the private warrants at each reporting period, with changes in fair value recognized in the condensed statement of operations. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of Private Placement Warrants, Working Capital Loan Warrants, and Forward Purchase Agreement was equivalent to that of the Public Warrants as they had substantially the same terms, however they are not actively traded, as such were listed as Level 2 in the hierarchy table above. The change in fair value is recognized in the condensed statements of operations.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the period ended June 30, 2021 is summarized as follows:

Derivative liabilities at January 1 2021	$—
Issuance of Public Warrants	7,728,000
Issuance of Private Placement Warrants	6,954,000
Forward Purchase Agreement	1,448,910
Working Capital Loan Warrants	1,256,560
Transfer of Public Warrants to Level 1	(6,555,000)
Transfer of Private Placement Warrants to Level 2	(5,856,000)
Transfer of Working Capital Loan Warrants to Level 2	(960,000)
Change in fair value of derivative liabilities	(2,647,800)
Derivative liabilities at March 31, 2021	1,368,670
Transfer of Forward Purchase Agreement to Level 2	(1,368,670)
Derivative liabilities at June 30, 2021	$—

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our sponsor is G Squared Ascend Management I, LLC, a Cayman Islands exempted limited liability company (the “Sponsor”).  The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on February 4, 2021.  On February 9, 2021, we consummated its Initial Public Offering of 34,500,000 units (each a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.8 million, of which approximately $12.1 million was for deferred underwriting commissions (Note 5).

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

If we are unable to complete a Business Combination within the Combination Period (as defined in Note 1), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $2.0 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and the loan of approximately $173,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the Initial Business Combination. On March 9, 2021, the Sponsor Note was converted into a Working Capital Loan Warrants (as defined in Note 4). As of March 31, 2021, the Company had no outstanding balance under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, searching for a business combination target company. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $4.2 million, which consisted of approximately a $5.0 non-operating loss resulting from the change in fair value of derivative warrant liabilities and approximately $12,000 of income from investments held in trust account, offset by approximately $679,000 in general and administrative expenses, $30,000 in general and administrative expenses – related party, and approximately $243,000 gain on conversion of working capital loan.

For the six months ended June 30, 2021, we had net loss of approximately $3.5 million, which consisted of approximately a $2.3 million non-operating loss resulting from the change in fair value of derivative warrant liabilities and approximately $32,000 of income from investments held in trust account, offset by approximately $884,000 in general and administrative expenses, $50,000 in general and administrative expenses – related party, $243,000 gain on conversion of working capital loan and approximately $463,000 in offering costs associated with derivative warrant liabilities.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to us.

We incurred approximately $30,000 and $50,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, we had accrued approximately $50,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.

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

Forward Purchase Agreement

The Sponsor entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Company that provided for the purchase by the Sponsor or an affiliate of the Sponsor of 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants (each, a "Forward Purchase Warrant" and collectively, the “Forward Purchase Warrants”), for an aggregate purchase price of  $100,000,000, in each case, for $10.00 per one Class A ordinary share and one-fifth of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by the holders of Public Shares. The Class A ordinary shares and Forward Purchase Warrants sold pursuant to the Forward Purchase Agreement will be identical to the Class A ordinary shares and Public Warrants included in the units being sold in the Initial Public Offering, respectively, except that the Sponsor or an affiliate of the Sponsor, as applicable, will have certain registration rights. The capital from such private placement would be used as part of the consideration to the sellers in the Business Combination, and any excess capital from such private placement would be used for working capital in the post-transaction company.

Critical Accounting Policies

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering, Private Placement Warrants and Working Capital Loan Warrants have been estimated using Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company determined the Class A ordinary shares subject to redemption to be equal to the redemption value of $10.00 per Public Share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the forward purchase agreement (as discussed in Note 4), it was concluded that the redemption value should include all Public Shares resulting in the Class A ordinary shares subject to possible redemption being equal to $345,000,000. Accordingly, as of June 30, 2021, there are 34,500,000 shares of Class A ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets. There were no shares of Class A ordinary shares subject to possible redemption at December 31, 2020.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC staff statement issued on April 12, 2021 (the “SEC Staff Statement”), our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 9, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 8, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants and forward purchase agreement are accounted for as liabilities and the changes in value could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by special purpose acquisition companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPACs warrants may require the warrants to be classified as liabilities on the SPACs’ balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 6,900,000 Public Warrants, 6,100,000 Private Placement Warrants, and 10,000,000 Forward Purchase Securities and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 25, 2021	G SQUARED ASCEND I INC.

	By:	/s/ Ward Davis
	Name:	Ward Davis
	Title:	Chief Executive Officer