Form 10-Q
period 2021-09-30
G Squared Ascend I Inc.
filed 2021-11-15
CIK 1837207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively

G SQUARED ASCEND I INC.

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

G SQUARED ASCEND I INC.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$579,744	$—
Deferred offering costs	—	228,180
Prepaid expenses	1,140,934	—
Total current assets	1,720,678	228,180
Investments held in Trust Account	345,036,719	—
Total Assets	$346,757,397	$228,180

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$85,400	$48,005
Accrued expenses	208,168	163,005
Total current liabilities	293,568	211,010
Deferred underwriting commissions	12,075,000	—
Derivative liabilities	15,466,830	—
Total liabilities	27,835,398	211,010

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(26,078,864)	(7,830)
Total shareholders' equity (deficit)	(26,078,001)	17,170
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$346,757,397	$228,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Nine Months
	Ended September 30, 2021	Ended September 30, 2021

General and administrative expenses	$547,088	$1,430,902
General and administrative expenses - related party	30,000	80,000
Loss from operations	(577,088)	(1,510,902)
Other income (expenses)
Change in fair value of derivative liabilities	2,818,170	1,920,640
Offering costs associated with derivative liabilities	—	(462,850)
Loss on Forward Purchase Agreement	—	(1,448,910)
Gain on conversion of working capital loan	—	243,440
Interest income from investments held in Trust Account	4,955	36,719
Total other income (expenses)	2,823,125	289,039

Net income (loss)	$2,246,037	$(1,221,863)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000	29,571,429
Basic and diluted net income (loss) per share, Class A ordinary share	$0.05	$(0.03)
Weighted average shares outstanding of Class B ordinary shares, basic	8,625,000	8,464,286
Basic net income (loss) per share, Class B ordinary share	$0.05	$(0.03)
Weighted average shares outstanding of Class B ordinary shares, diluted	8,625,000	8,625,000
Diluted net income (loss) per share, Class B ordinary share	$0.05	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(7,830)	$17,170
Excess cash received over the fair value of the private placement warrants	—	—	—	—	2,196,000	—	2,196,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(2,220,137)	(24,849,171)	(27,069,308)
Net income	—	—	—	—	—	774,361	774,361
Balance - March 31, 2021 (unaudited)	—	—	8,625,000	863	—	(24,082,640)	(24,081,777)
Net loss	—	—	—	—	—	(4,242,261)	(4,242,261)
Balance - June 30, 2021 (unaudited)	—	—	8,625,000	863	—	(28,324,901)	(28,324,038)
Net income	—	—	—	—	—	2,246,037	2,246,037
Balance - September 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(26,078,864)	$(26,078,001)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,221,863)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	5,704
Change in fair value of derivative liabilities	(471,730)
Offering costs associated with derivative warrant liabilities	462,850
Gain on conversion of working capital loan	(243,440)
Interest income from investments held in Trust Account	(36,719)
Changes in operating assets and liabilities:
Prepaid expenses	(1,140,934)
Accounts payable	79,701
Accrued expenses	45,163
Net cash used in operating activities	(2,521,268)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds received note payable from related party	1,500,000
Repayment of note payable to related party	(173,255)
Proceeds received from initial public offering	345,000,000
Proceeds received from private placement	9,150,000
Offering costs paid	(7,375,733)
Net cash provided by financing activities	348,101,012

Net change in cash	579,744

Cash - beginning of the period	—
Cash - end of the period	$579,744

Supplemental disclosure of non-cash financing activities:
Offering costs paid by related party under promissory note	$125,246
Accounts payable paid by related party under promissory note	$42,306
Deferred underwriting commissions	$12,075,000
Conversion of working capital loan to derivative warrant liabilities at fair value	$1,256,560

The accompanying notes are an integral part of these unaudited condensed financial statements.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from October 26, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination

On September 20, 2021, the Company, Horizon Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Transfix, Inc., a Delaware corporation (the “Target”), and Transfix Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Target (“Holdings”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which, among other things, (a) on the Closing Date (as defined below) but prior to the Initial Merger (as defined below), the Company will change its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”), (B) on the Closing Date immediately following the Domestication, the Company will merge with and into Holdings (the “Initial Merger”), with Holdings surviving the Initial Merger (Holdings, in its capacity as the surviving corporation of the Initial Merger, is sometimes referred to herein as the “Surviving Corporation”) and (c) on the Closing Date, following the Initial Merger, Merger Sub will merge with and into the Target (the “Acquisition Merger”, and together with the Initial Merger, the “Mergers”), with the Target surviving the Acquisition Merger as a wholly owned subsidiary of the Surviving Corporation (the Target, in its capacity as the surviving corporation of the Acquisition Merger, is sometimes referred to herein as the “Surviving Subsidiary Corporation”). The Mergers, together with the other transactions related thereto, are referred to herein as the “Proposed Transactions.”

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on September 21, 2021 for additional information.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.6 million in its operating bank account and working capital of approximately $1.4 million.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s liquidity needs through September 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and loan of approximately $173,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the initial Business Combination. On March 9, 2021, the Sponsor Note was converted into a Working Capital Loan Warrants (as defined in Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2021, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Proposed Public Offering and a minimum one year from the date of issuance of this financial statement. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or any future periods.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreement, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering, Private Placement Warrants and Working Capital Loan Warrants have been estimated using Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is based upon the publicly traded value. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The forward purchase agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants (each, a “Forward Purchase Warrant" and collectively, the “Forward Purchase Warrants”), for an aggregate purchase price of  $100,000,000, in each case, for $10.00 per one Class A ordinary share and one-fifth of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and with changes in fair value recognized in the Company’s condensed consolidated statement of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering and the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” (“ASC 740”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 34,500,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share:
Numerator:	$1,796,830	$449,207	$(949,955)	$(271,908)
Allocation of net income (loss)

Denominator:
Basic weighted average ordinary shares outstanding	34,500,000	8,625,000	29,571,429	8,464,286

Basic net income (loss) per ordinary share	$0.05	$0.05	$(0.03)	$(0.03)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,796,830	$449,207	$(945,958)	$(275,905)

Denominator:
Diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	29,571,429	8,625,000

Diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.03)	$(0.03)

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU 2020-06 did not impact the Company's financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 — Initial Public Offering

On February 9, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, including 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.8 million, of which approximately $12.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-fifth of  one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On December 2, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the closing of the Initial Public Offering. As of February 9, 2021, the Company had borrowed approximately $173,000 under the Note. The Company repaid the Note in full on February 12, 2021. This facility is no longer available as of September 30, 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants (“Working Capital Loan Warrants”) of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the Initial Business Combination. On March 9, 2021, the Sponsor Note was converted into 1,000,000 Working Capital Loan Warrants. These warrants have the same rights and restriction as that of the Private Placement Warrants. As of September 30, 2021, the Company had no outstanding balance under the working capital loans. The Company does not have access to any additional Working Capital Loans that can be converted into warrants.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. The Company incurred approximately $30,000 and $80,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, we had accrued approximately $80,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(7,728,000)
Offering costs allocated to Class A ordinary shares	(19,341,308)
Plus:
Accretion on Class A ordinary shares to redemption value	27,069,308
Class A ordinary shares subject to possible redemption	$345,000,000

Note 7 - Shareholders’ Equity (Deficit)

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying balance sheet (see Note 6).

Class B Ordinary Shares— The Company is authorized to issue 15,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Warrants

As of September 30, 2021, the Company had 6,900,000 of Public Warrants, 6,100,000 of Private Placement Warrants and 1,000,000 of Working Capital Loan Warrants outstanding. There were no warrants outstanding at December 31, 2020.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,036,719	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$7,250,400	$—	$—
Derivative warrant liabilities - Private placement warrants	—	6,391,540	—
Derivative warrant liabilities - Working capital loan warrants		1,050,000	—
Forward purchase agreement	—	774,890	—
Total	$7,250,400	$8,216,430	$—

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in March 2021. The estimated fair value of the Private Placement Warrants and Working Capital Loan Warrants were transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants and Working Capital Loan Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and Working Capital Loan Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Loan Warrants is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in April 2021, as the underlying fair value of the warrants included in the Forward Purchase Agreement have substantially the same terms as the Public Warrants. There were no other transfers between levels of the hierarchy for the three and nine months ended September 30, 2021.

Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Private Placement Warrants, Public Warrants, and the Working Capital Loan Warrants prior to the Public Warrants being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Black-Scholes analysis relies upon appropriate inputs derived from the Monte Carlo simulation of the public warrants; namely, the underlying stock price and the implied volatility from the traded Public Warrant price. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

For the fair value of the Public, Working Capital Loan, Private Placement Warrants, issued in connection with the Public Offering and conversion of the working capital loan, the Company utilized a Monte Carlo simulation to estimate the fair value of the public warrants at each reporting period and Black-Scholes Option Pricing Model to estimate the fair value of the private warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of Private Placement Warrants, Working Capital Loan Warrants, and Forward Purchase Agreement was equivalent to that of the Public Warrants as they had substantially the same terms, however they are not actively traded, as such were listed as Level 2 in the hierarchy table above. The change in fair value is recognized in the condensed consolidated statements of operations.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the period ended September 30, 2021 is summarized as follows:

Derivative liabilities at January 1, 2021	$—
Issuance of Public Warrants	7,728,000
Issuance of Private Placement Warrants	6,954,000
Forward Purchase Agreement	1,448,910
Working Capital Loan Warrants	1,256,560
Transfer of Public Warrants to Level 1	(6,555,000)
Transfer of Private Placement Warrants to Level 2	(5,856,000)
Transfer of Working Capital Loan Warrants to Level 2	(960,000)
Change in fair value of derivative liabilities	(2,647,800)
Derivative liabilities at March 31, 2021	1,368,670
Transfer of Forward Purchase Agreement to Level 2	(1,368,670)
Derivative liabilities at June 30, 2021	—
Derivative liabilities at September 30, 2021	$—

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed consolidated financial statements were issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “G Squared Ascend I Inc.,” “G Squared,” “our,” “us” or “we” refer to G Squared Ascend I Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

On September 20, 2021, the Company, Horizon Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Transfix, Inc., a Delaware corporation (the “Target”), and Transfix Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Target (“Holdings”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which, among other things, (a) on the Closing Date (as defined below) but prior to the Initial Merger (as defined below), the Company will change its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”), (B) on the Closing Date immediately following the Domestication, the Company will merge with and into Holdings (the “Initial Merger”), with Holdings surviving the Initial Merger (Holdings, in its capacity as the surviving corporation of the Initial Merger, is sometimes referred to herein as the “Surviving Corporation”) and (c) on the Closing Date, following the Initial Merger, Merger Sub will merge with and into the Target (the “Acquisition Merger”, and together with the Initial Merger, the “Mergers”), with the Target surviving the Acquisition Merger as a wholly owned subsidiary of the Surviving Corporation (the Target, in its capacity as the surviving corporation of the Acquisition Merger, is sometimes referred to herein as the “Surviving Subsidiary Corporation”). The Mergers, together with the other transactions related thereto, are referred to herein as the “Proposed Transactions.”

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on September 21, 2021 for additional information.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.6 million in its operating bank account and working capital of approximately $1.4 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and the loan of approximately $173,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the Initial Business Combination. On March 9, 2021, the Sponsor Note was converted into a Working Capital Loan Warrants (as defined in Note 4). As of September 30, 2021 and December 31, 2020, the Company had no outstanding balance under the Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The condensed  consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, searching for a business combination target company. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $2.2 million, which consisted of approximately a $2.8 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $5,000 of income from investments held in trust account, offset by approximately $547,000 in general and administrative expenses, and $30,000 in general and administrative expenses - related party.

For the nine months ended September 30, 2021, we had net loss of approximately $1.2 million, which consisted of approximately a $1.9 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities, $243,000 gain on conversion of working capital loan, and approximately $37,000 of income from investments held in trust account, offset by approximately $1.4 million in general and administrative expenses, $80,000 in general and administrative expenses - related party, and approximately $463,000 in offering costs associated with derivative warrant liabilities.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to us.

We incurred approximately $30,000 and $80,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, we had accrued approximately $80,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets.

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

The forward purchase agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants (the “Forward Purchase Warrants”), for an aggregate purchase price of  $100,000,000, in each case, for $10.00 per one Class A ordinary share and one-fifth of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and with changes in fair value recognized in the Company’s condensed consolidated statements of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering and the over-allotment option, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

We do not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 8, 2021, and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on August 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of September 20, 2021, by and among the Company, Horizon Merger Sub Inc., Transfix, Inc. and Transfix Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 21, 2021).

10.1

Sponsor Support Agreement, dated September 20, 2021 by and among the Company, Sponsor and the Founder Shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 2021).

10.2

Stockholder Support Agreement, dated September 20, 2021 by and among the Company, Transfix, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 21, 2021).

10.3

Amended and Restated Forward Purchase Agreement, dated September 20, 2021 by and between the Company and Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 21, 2021).

10.4

Forward Purchase Agreement, dated September 20, 2021 by and between the Company and New Enterprise Associates 15, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 21, 2021).

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

Dated: November 15, 2021	G SQUARED ASCEND I INC.

	By:	/s/ Ward Davis
	Name:	Ward Davis
	Title:	Chief Executive Officer