Form 10-Q
period 2022-03-31
G Squared Ascend I Inc.
filed 2022-05-23
CIK 1837207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(312) 552-7160
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

As of May 16, 2022, 2,110,458 units, 32,389,542 Class A ordinary shares, par value $0.0001 per share, 8,625,000 Class B ordinary shares, par value $0.0001 per share, and 13,577,878 warrants were issued and outstanding, respectively

G SQUARED ASCEND I INC.

Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

G SQUARED ASCEND I INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$3,998	$26,468
Prepaid expenses	787,809	927,496
Total current assets	791,807	953,964
Derivative assets	162,390	—
Investments held in Trust Account	345,072,411	345,041,529
Total Assets	$346,026,608	$345,995,493

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,442,735	$1,494,979
Accrued expenses	80,658	93,905
Due to related party	484,898	160,077
Total current liabilities	2,008,291	1,748,961
Deferred underwriting commissions	12,075,000	12,075,000
Derivative liabilities	5,654,030	12,551,740
Total liabilities	19,737,321	26,375,701

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(18,711,576)	(25,381,071)
Total shareholders' deficit	(18,710,713)	(25,380,208)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$346,026,608	$345,995,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31,
	2022	2021

General and administrative expenses	$391,486	$205,288
General and administrative expenses - related party	30,000	20,000
Loss from operations	(421,486)	(225,288)
Other income (expenses):
Change in fair value of derivative liabilities	6,382,920	2,647,800
Change in fair value of derivative assets	677,180	—
Offering costs associated with derivative liabilities	—	(462,850)
Loss on Forward Purchase Agreement	—	(1,448,910)
Gain on conversion of working capital loan	—	243,440
Interest income from investments held in Trust Account	30,881	20,169
Total other income (expenses)	7,090,981	999,649

Net income	$6,669,495	$774,361

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000	19,550,000
Basic and diluted net income per share, Class A ordinary share	$0.15	$0.03
Weighted average shares outstanding of Class B ordinary shares, basic	8,625,000	8,137,500
Basic net income per share, Class B ordinary share	$0.15	$0.03
Weighted average shares outstanding of Class B ordinary shares, diluted	8,625,000	8,625,000
Diluted net income per share, Class B ordinary share	$0.15	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021 (audited)	—	$—	8,625,000	$863	$—	$(25,381,071)	$(25,380,208)
Net income	—	—	—	—	—	6,669,495	6,669,495
Balance - March 31, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(18,711,576)	$(18,710,713)

For The Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020 (audited)	—	$—	8,625,000	$863	$24,137	$(7,830)	$17,170
Excess cash received over the fair value of the private placement warrants	—	—	—	—	2,196,000	—	2,196,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(2,220,137)	(24,849,171)	(27,069,308)
Net income	—	—	—	—	—	774,361	774,361
Balance - March 31, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(24,082,640)	$(24,081,777)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,669,495	$774,361
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	5,704
Change in fair value of derivative liabilities	(6,382,920)	(2,647,800)
Change in fair value of derivative assets	(677,180)	—
Offering costs associated with derivative warrant liabilities	—	462,850
Loss on Forward Purchase Agreement	—	1,448,910
Gain on conversion of working capital loan	—	(243,440)
Interest income from investments held in Trust Account	(30,881)	(20,169)
Changes in operating assets and liabilities:
Prepaid expenses	139,685	(1,581,709)
Accounts payable	(52,243)	17,473
Due to related party	324,821	—
Accrued expenses	(13,247)	4,566
Net cash used in operating activities	(22,470)	(1,779,254)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds received note payable from related party	—	1,500,000
Repayment of note payable to related party	—	(173,255)
Proceeds received from initial public offering	—	345,000,000
Proceeds received from private placement	—	9,150,000
Offering costs paid	—	(7,292,413)
Net cash provided by financing activities	—	348,184,332

Net change in cash	(22,470)	1,405,078

Cash - beginning of the period	26,468	—
Cash - end of the period	$3,998	$1,405,078

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$—	$1,915
Offering costs included in accrued expenses	$—	$81,405
Offering costs paid by related party under promissory note	$—	$125,245
Accounts payable paid by related party under promissory note	$—	$42,306
Deferred underwriting commissions	$—	$12,075,000
Conversion of working capital loan to deferred warrant liabilities at fair value	$—	$1,256,560

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from October 26, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $4,000 in its operating bank accounts, which is not sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs through March 31, 2022 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and loan of approximately $173,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the initial Business Combination. On March 9, 2021, the Sponsor Note was converted into a Working Capital Loan Warrants (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board's ("FASB") Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 9, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, as of March 31, 2022, the Company does not have sufficient liquidity to fund the working capital needs of the Company through the earlier of the consummation of a Business Combination or one year from the issuance of these condensed consolidated financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 13, 2022.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the unaudited accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, deferred offering costs, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values primarily due to the short-term nature of the instruments.

Derivatives

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering, Private Placement Warrants and Working Capital Loan Warrants have been estimated using Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021 is based upon the publicly traded value. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Forward Purchase Agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants (each, a “Forward Purchase Warrant" and collectively, the “Forward Purchase Warrants”), for an aggregate purchase price of  $100,000,000, in each case, for $10.00 per one Class A ordinary share and one-fifth of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability or as an asset at fair value and with changes in fair value recognized in the unaudited Company’s condensed consolidated statements of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed consolidated balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes” (“ASC 740”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021 or over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the unaudited Company’s condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Although the consummation of a business combination is uncertain, This presentation assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 34,500,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per ordinary share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of ordinary shares:

	For The Three Months Ended
	March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$5,335,596	$1,333,899

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000

Basic and diluted net income per ordinary share	$0.15	$0.15

	For The Three Months Ended
	March 31, 2021
	Class A	Class B
Net income per ordinary share:
Numerator:
Allocation of net income, basic	$546,772	$227,589
Allocation of net income, diluted	$537,312	$237,049
Denominator:
Basic weighted average ordinary shares outstanding	19,550,000	8,137,500
Diluted weighted average ordinary shares outstanding	19,550,000	8,625,000
Basic net income per ordinary share	$0.03	$0.03
Diluted net income per ordinary share	$0.03	$0.03

Recent Accounting Pronouncements

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

On December 2, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Initial Note”). The Initial Note was non-interest bearing, unsecured and due on the closing of the Initial Public Offering. The Company had borrowed approximately $173,000 under the Initial Note and repaid it in full on February 12, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants (“Working Capital Loan Warrants”) of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the completion of the Initial Business Combination. On March 9, 2021, the Sponsor Note was converted into 1,000,000 Working Capital Loan Warrants. These warrants have the same rights and restriction as that of the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding balance under the working capital loans. The Company does not have access to any additional Working Capital Loans that can be converted into warrants.

On January 20, 2022, the Sponsor agreed to loan the Company up to $1,000,000 pursuant to a promissory note (the "New Note"). The New Note is non-interest bearing, unsecured and due on the closing of the initial business combination or February 9, 2023.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred approximately $30,000 and $20,000 in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had accrued approximately $30,000 and $20,000, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets included in due to related party.

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

As of March 31, 2022 and December 31, 2021, an affiliate of the Company paid approximately $485,000 and $160,000, respectively, of expenses on behalf of the company which is included in due to related party in the accompanying condensed consolidated balance sheets.

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

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(7,728,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(19,341,308)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	27,069,308
Class A ordinary shares subject to possible redemption	$345,000,000

Note 7 - Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed consolidated balance sheets (see Note 6).

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Warrants

As of March 31, 2022 and December 31, 2021, the Company had 6,900,000 of Public Warrants, 6,100,000 of Private Placement Warrants and 1,000,000 of Working Capital Loan Warrants outstanding.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,072,411	$—	$—
Derivative asset – Forward purchase agreement	$—	$162,390	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$2,788,610	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$2,461,840	$—
Derivative warrant liabilities - Working capital loan warrants	$—	$403,580	$—

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,041,529	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$5,939,640	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$5,238,530	$—
Derivative warrant liabilities - Working capital loan warrants	$—	$858,780	$—
Forward purchase agreement	$—	$514,790	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in March 2021. The estimated fair value of the Private Placement Warrants and Working Capital Loan Warrants were transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants and Working Capital Loan Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and Working Capital Loan Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Loan Warrants is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in April 2021, as the underlying fair value of the warrants included in the Forward Purchase Agreement have substantially the same terms as the Public Warrants. There were no transfers between levels of the hierarchy for the three months ended March 31, 2022.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of Private Placement Warrants, Working Capital Loan Warrants, and Forward Purchase Agreement was equivalent to that of the Public Warrants as they had substantially the same terms, however they are not actively traded, as such were listed as Level 2 in the hierarchy table above. The change in fair value is recognized in the unaudited condensed consolidated statements of operations.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $4,000 in our operating bank account, which is not sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and the loan of approximately $173,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the Initial Business Combination. On March 9, 2021, the Sponsor Note was converted into a Working Capital Loan Warrants (as defined in Note 4). As of March 31, 2022 and December 31, 2021, the Company had no outstanding balance under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, searching for a business combination target company. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $6.7 million, which consisted of approximately $6.4 million in non-operating gain resulting from the change in fair value of derivative liabilities, approximately $0.7 million in non-operating gain resulting from the change in fair value of derivative assets, and approximately $31,000 of income from investments held in trust account, offset by approximately $391,000 in general and administrative expenses, and $30,000 in general and administrative expenses - related party.

For the three months ended March 31, 2021, we had net income of approximately $744,000, which consisted of approximately a $2,648,000 non-operating gain resulting from the change in fair value of derivative liabilities and approximately $20,000 of income from investments held in trust account, offset by approximately $205,000 in general and administrative expenses, $20,000 in general and administrative expenses - related party, approximately $1,449,000 in loss on Forward Purchase Agreement, a gain on conversion of working capital loan of $243,000,and approximately $463,000 in offering costs associated with derivative warrant liabilities.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to us. We incurred approximately $30,000 and $20,000 in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had accrued approximately $30,000 and $20,000, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets included in due to related party.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of March 31, 2022 and December 31, 2021, an affiliate of the Company paid approximately $485,000 and $160,000, respectively, of expenses on behalf of the company which is included in due to related party in the accompanying condensed consolidated balance sheets.

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

Derivatives

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

The Forward Purchase Agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants (the “Forward Purchase Warrants”), for an aggregate purchase price of  $100,000,000, in each case, for $10.00 per one Class A ordinary share and one-fifth of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and with changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 23, 2022	G SQUARED ASCEND I INC.

	By:	/s/ Ward Davis
	Name:	Ward Davis
	Title:	Chief Executive Officer

	By:	/s/ Tom Hoban
	Name:	Tom Hoban
	Title:	Chief Financial Officer