Form 10-Q
period 2022-06-30
G Squared Ascend I Inc.
filed 2022-08-22
CIK 1837207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 1,908,952 units, 32,591,048 Class A ordinary shares, par value $0.0001 per share, 8,625,000 Class B ordinary shares, par value $0.0001 per share, and 13,618,177 warrants were issued and outstanding, respectively

G SQUARED ASCEND I INC.

Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

G SQUARED ASCEND I INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$3,999	$26,468
Prepaid expenses	553,121	927,496
Total current assets	557,120	953,964
Investments held in Trust Account	345,594,263	345,041,529
Total Assets	$346,151,383	$345,995,493

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,868,534	$1,494,979
Accrued expenses	49,227	93,905
Due to related party	617,127	160,077
Total current liabilities	2,534,888	1,748,961
Deferred underwriting commissions	12,075,000	12,075,000
Derivative liabilities	2,017,609	12,551,740
Total liabilities	16,627,497	26,375,701

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	345,494,264	345,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,971,241)	(25,381,071)
Total shareholders' deficit	(15,970,378)	(25,380,208)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$346,151,383	$345,995,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$731,285	$678,526	$1,122,711	$883,814
General and administrative expenses - related party	30,000	30,000	60,000	50,000
Loss from operations	(761,285)	(708,526)	(1,182,771)	(933,814)
Other income (expenses):
Change in fair value of derivative liabilities	3,636,421	(3,545,330)	10,534,131	(897,530)
Change in fair value of derivative assets	(162,390)	—	—	—
Offering costs associated with derivative liabilities	—	—	—	(462,850)
Loss on Forward Purchase Agreement	—	—	—	(1,448,910)
Gain on conversion of working capital loan	—	—	—	243,440
Interest income from investments held in Trust Account	521,853	11,595	552,734	31,764
Total other income (expenses)	3,995,884	(3,533,735)	11,086,865	(2,534,086)

Net income (loss)	$3,234,599	$(4,242,261)	$9,904,094	$(3,467,900)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000	34,500,000	34,500,000	27,066,298
Basic and diluted net income (loss) per share, Class A ordinary share	$0.08	$(0.10)	$0.23	$(0.10)
Weighted average shares outstanding of Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,382,597
Basic and diluted net income (loss) per share, Class B ordinary share	$0.08	$(0.10)	$0.23	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021 (audited)	—	$—	8,625,000	$863	$—	$(25,381,071)	$(25,380,208)
Net income	—	—	—	—	—	6,669,495	6,669,495
Balance - March 31, 2022 (unaudited)	—	—	8,625,000	863	—	(18,711,576)	(18,710,713)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(494,264)	(494,264)
Net income	—	—	—	—	—	3,234,599	3,234,599
Balance - June 30, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(15,971,241)	$(15,970,378)

For The Three AND SIX Months Ended JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020 (audited)	—	$—	8,625,000	$863	$24,137	$(7,830)	$17,170
Excess cash received over the fair value of the private placement warrants	—	—	—	—	2,196,000	—	2,196,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(2,220,137)	(24,849,171)	(27,069,308)
Net income	—	—	—	—	—	774,361	774,361
Balance - March 31, 2021 (unaudited)	—	—	8,625,000	863	—	(24,082,640)	(24,081,777)
Net loss	—	—	—	—	—	(4,242,261)	(4,242,261)
Balance - June 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(28,324,901)	$(28,324,038)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$9,904,094	$(3,467,900)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	5,704
Change in fair value of derivative liabilities	(10,534,131)	2,346,440
Offering costs associated with derivative warrant liabilities	—	462,850
Gain on conversion of working capital loan	—	(243,440)
Interest income from investments held in Trust Account	(552,734)	(31,764)
Changes in operating assets and liabilities:
Prepaid expenses	374,375	(1,362,503)
Accounts payable	373,555	141,063
Accrued expenses	(44,679)	35,412
Due to related party - Sponsor	457,051	—
Net cash used in operating activities	(22,469)	(2,114,138)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds received note payable from related party	—	1,500,000
Repayment of note payable to related party	—	(173,255)
Proceeds received from initial public offering	—	345,000,000
Proceeds received from private placement	—	9,150,000
Offering costs paid	—	(7,292,413)
Net cash provided by financing activities	—	348,184,332

Net change in cash	(22,469)	1,070,194

Cash - beginning of the period	26,468	—
Cash - end of the period	$3,999	$1,070,194

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$—	$83,320
Offering costs paid by related party under promissory note	$—	$125,246
Accounts payable paid by related party under promissory note	$—	$42,306
Deferred underwriting commissions	$—	$12,075,000
Conversion of working capital loan to deferred warrant liabilities at fair value	$—	$1,256,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from October 26, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is G Squared Ascend Management I, LLC, a Cayman Islands exempted limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.8 million, of which approximately $12.1 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,100,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $9.2 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 including consideration of the forward purchase agreement discussed in Note 4, upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each of the Public Shareholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were Public Shareholders on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

If the Company is unable to complete a Business Combination within 24 months, or February 9, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then- outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On June 8, 2022, the Company entered into an amendment to the Business Combination Agreement (the “BCA Amendment”). The BCA Amendment amends the Business Combination Agreement to, among other things, (a) extend the Outside Date (as defined in the Business Combination Agreement) to November 3, 2022; (b) increase the dollar threshold in Section 8.02(f) of the Business Combination Agreement to $200 million; (c) permit the Company to enter into preliminary discussions to issue Equity Securities (as defined in the Business Combination Agreement) of the Company to one or more third parties as consideration in an acquisition by the Company of one or more third parties that would otherwise be subject to Section 6.01(b)(vii) of the Business Combination Agreement; (d) provide that neither the aggregate of up to $50 million in principal amount of subordinated convertible promissory notes of the Company (“Notes”) nor any Equity Securities of the Company or any of its Subsidiaries issued or issuable upon conversion or exchange of the Notes or any other Equity Securities that may be issued under the Amended and Restated Subordinated Convertible Promissory Note Purchase Agreement between the Company and an affiliate of the Sponsor will be included in the calculation of the Exchange

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Ratio (as defined in the Business Combination Agreement); and (e) amend specified defined terms included in the Business Combination Agreement.

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on September 21, 2021 and June 13, 2022, for additional information.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $4,000 in its operating bank accounts, which is not sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs through June 30, 2022 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and loan of approximately $173,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the initial Business Combination. On March 9, 2021, the Sponsor Note was converted into a Working Capital Loan Warrants (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 9, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, as of June 30, 2022, the Company does not have sufficient liquidity to fund the working capital needs of the Company through the earlier of the consummation of a Business Combination or one year from the issuance of these condensed consolidated financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the unaudited accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

As of June 30, 2022 and December 31, 2021, the carrying values of cash, deferred offering costs, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values primarily due to the short-term nature of the instruments.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering, Private Placement Warrants and Working Capital Loan Warrants have been estimated using Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2022 and December 31, 2021 is based upon the publicly traded value. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Forward Purchase Agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants (each, a “Forward Purchase Warrant” and collectively, the “Forward Purchase Warrants”), for an aggregate purchase price of  $100,000,000, in each case, for $10.00 per one Class A ordinary share and one-fifth of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability or as an asset at fair value and with changes in fair value recognized in the unaudited Company’s condensed consolidated statements of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes” (“ASC 740”), prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021 or over the next twelve months.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Although the consummation of a business combination is uncertain, this presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 34,500,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per ordinary share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,587,679	$646,920	$(3,393,809)	$(848,452)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.10)	$(0.10)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$7,923,275	$1,980,819	$(2,647,846)	$(820,054)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	27,066,298	8,382,597
Basic and diluted net income (loss) per ordinary share	$0.23	$0.23	$(0.10)	$(0.10)

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants (“Working Capital Loan Warrants”) of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the completion of the Initial Business Combination. On March 9, 2021, the Sponsor Note was converted into 1,000,000 Working Capital Loan Warrants. These warrants have the same rights and restriction as that of the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding balance under the working capital loans. The Company does not have access to any additional Working Capital Loans that can be converted into warrants.

On January 20, 2022, the Sponsor agreed to loan the Company up to $1,000,000 pursuant to a promissory note (the “New Note”). The New Note is non-interest bearing, unsecured and due on the closing of the initial business combination or February 9, 2023.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company incurred approximately $60,000 and $50,000 in general and administrative expenses in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had accrued approximately $0 and $20,000, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets included in due to related party.

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

As of June 30, 2022 and December 31, 2021, an affiliate of the Company paid approximately $629,000 and $160,000, respectively, of expenses on behalf of the company which is included in due to related party in the accompanying condensed consolidated balance sheets.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Amendment to Forward Purchase Agreement

Concurrent with the execution of the BCA Amendment, the Company and the Sponsor entered into a Second Amended and Restated Forward Purchase Agreement (the “Second A&R Forward Purchase Agreement”).

Pursuant to the Second A&R Forward Purchase Agreement and in connection with the acceleration of funding to the Company under the Amended and Restated Subordinated Convertible Promissory Note Purchase Agreement (the “Amended and Restated Note Purchase Agreement”), the Company and the Sponsor have agreed to reduce the Committed Amount (as defined in the Second A&R Forward Purchase Agreement) by the aggregate principal amount of up to $50 million under each Note that is converted in connection with the consummation of the Mergers into shares of Surviving Corporation Common Stock and Assumed SPAC Warrants in accordance with the Amended and Restated Note Purchase Agreement. The obligation of the Sponsor under the Second A&R Forward Purchase Agreement is subject to the fulfillment of certain conditions therein, including the substantially concurrent consummation of the Mergers.

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

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(7,728,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(19,341,308)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	27,069,308
Class A ordinary shares subject to possible redemption at December 31, 2021	345,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	494,264
Class A ordinary shares subject to possible redemption at June 30, 2022	$345,494,264

Note 7 - Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed consolidated balance sheets (see Note 6).

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 8 — Warrants

As of June 30, 2022 and December 31, 2021, the Company had 6,900,000 of Public Warrants, 6,100,000 of Private Placement Warrants and 1,000,000 of Working Capital Loan Warrants outstanding.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,594,263	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$966,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$851,630	$—
Derivative warrant liabilities - Working capital loan warrants	$—	$139,610	$—
Forward purchase agreement	$—	$60,369	$—

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,041,529	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$5,939,640	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$5,238,530	$—
Derivative warrant liabilities - Working capital loan warrants	$—	$858,780	$—
Forward purchase agreement	$—	$514,790	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in March 2021. The estimated fair value of the Private Placement Warrants and Working Capital Loan Warrants were transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants and Working Capital Loan Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and Working Capital Loan Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Loan Warrants is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in April 2021, as the underlying fair value of the warrants included in the Forward Purchase Agreement have substantially the same terms as the Public Warrants. There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2022.

Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

On June 8, 2022, the Company entered into an amendment to the Business Combination Agreement (the “BCA Amendment”). The BCA Amendment amends the Business Combination Agreement to, among other things, (a) extend the Outside Date (as defined in the Business Combination Agreement) to November 3, 2022; (b) increase the dollar threshold in Section 8.02(f) of the Business Combination Agreement to $200 million; (c) permit the Company to enter into preliminary discussions to issue Equity Securities (as defined in the Business Combination Agreement) of the Company to one or more third parties as consideration in an acquisition by the Company of one or more third parties that would otherwise be subject to Section 6.01(b)(vii) of the Business Combination Agreement; (d) provide that neither the aggregate of up to $50 million in principal amount of subordinated convertible promissory notes of the Company (“Notes”) nor any Equity Securities of the Company or any of its Subsidiaries issued or issuable upon conversion or exchange of the Notes or any other Equity Securities that may be issued under the Amended and Restated Subordinated Convertible Promissory Note Purchase Agreement between the Company and an affiliate of the Sponsor will be included in the calculation of the Exchange Ratio (as defined in the Business Combination Agreement); and (e) amend specified defined terms included in the Business Combination Agreement.

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on September 21, 2021 and June 13, 2022, for additional information.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $4,000 in our operating bank account, which is not sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and the loan of approximately $173,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the Initial Business Combination. On March 9, 2021, the Sponsor Note was converted into a Working Capital Loan Warrants (as defined in Note 4). As of June 30, 2022 and December 31, 2021, the Company had no outstanding balance under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, searching for a business combination target company. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $3.2 million, which consisted of approximately $3.7 million in non-operating gain resulting from the change in fair value of derivative liabilities, approximately $0.2 million in non-operating loss resulting from the change in fair value of derivative assets, and approximately $0.5 million of income from investments held in trust account, offset by approximately $731,000 in general and administrative expenses, and $30,000 in general and administrative expenses - related party.

For the three months ended June 30, 2021, we had net loss of approximately $4.2 million, which consisted of approximately $3.5 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $679,000 in general and administrative expenses, $30,000 in general and administrative expenses - related party, offset by approximately $12,000 of income from investments held in trust account.

For the six months ended June 30, 2022, we had net income of approximately $9.9 million, which consisted of approximately $10.5 million in non-operating gain resulting from the change in fair value of derivative liabilities, and approximately $0.6 million of income from investments held in trust account, offset by approximately $1.1 million in general and administrative expenses, and $60,000 in general and administrative expenses - related party.

For the six months ended June 30, 2021, we had net loss of approximately $3.5 million, which consisted of approximately $898,000 in non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $463,000 in offering costs associated with derivative warrant liabilities, approximately $1.4 million in loss on forward purchase agreement, approximately $884,000 in general and administrative expenses, and $50,000 in general and administrative expenses - related party, offset by $243,000 gain on conversion of working capital loan and approximately $32,000 of income from investments held in trust account.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to us. We incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. We incurred approximately $60,000 and $50,000 in general and administrative expenses in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had accrued approximately $0 and $20,000, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets included in due to related party.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of June 30, 2022 and December 31, 2021, an affiliate of the Company paid approximately $629,000 and $160,000, respectively, of expenses on behalf of the company which is included in due to related party in the accompanying condensed consolidated balance sheets.

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

Forward Purchase Agreement

The Sponsor entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Company that provided for the purchase by the Sponsor or an affiliate of the Sponsor of 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants (each, a “Forward Purchase Warrant” and collectively, the “Forward Purchase Warrants”), for an aggregate purchase price of  $100,000,000, in each case, for $10.00 per one Class A ordinary share and one-fifth of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of the Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by the holders of Public Shares. The Class A ordinary shares and Forward Purchase Warrants sold pursuant to the Forward Purchase Agreement will be identical to the Class A ordinary shares and Public Warrants included in the units being sold in the Initial Public Offering, respectively, except that the Sponsor or an affiliate of the Sponsor, as applicable, will have certain registration rights. The capital from such private placement would be used as part of the consideration to the sellers in the Business Combination, and any excess capital from such private placement would be used for working capital in the post-transaction company.

Amendment to Forward Purchase Agreement

Concurrent with the execution of the BCA Amendment, the Company and the Sponsor entered into a Second Amended and Restated Forward Purchase Agreement (the “Second A&R Forward Purchase Agreement”).

Pursuant to the Second A&R Forward Purchase Agreement and in connection with the acceleration of funding to the Company under the Amended and Restated Subordinated Convertible Promissory Note Purchase Agreement (the “Amended and Restated Note Purchase Agreement”), the Company and the Sponsor have agreed to reduce the Committed Amount (as defined in the Second A&R Forward Purchase Agreement) by the aggregate principal amount of up to $50 million under each Note that is converted in connection with the consummation of the Mergers into shares of Surviving Corporation Common Stock and Assumed SPAC Warrants in accordance with the Amended and Restated Note Purchase Agreement. The obligation of the Sponsor under the Second A&R Forward Purchase Agreement is subject to the fulfillment of certain conditions therein, including the substantially concurrent consummation of the Mergers.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1

Amendment to Business Combination Agreement, dated as of June 8, 2022, by and among the Company, Merger Sub, Transfix, Inc. and Transfix Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 13, 2022)

10.1

Second Amended and Restated Forward Purchase Agreement, dated as of June 8, 2022, by and between the Company and Sponsor. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 13, 2022)

31.1*

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

Dated: August 22, 2022	G SQUARED ASCEND I INC.

	By:	/s/ Ward Davis
	Name:	Ward Davis
	Title:	Chief Executive Officer

	By:	/s/ Tom Hoban
	Name:	Tom Hoban
	Title:	Chief Financial Officer