Form 10-Q
period 2022-09-30
G Squared Ascend I Inc.
filed 2022-11-18
CIK 1837207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 15, 2022, 1,731,891 units, 32,768,109 Class A ordinary shares, par value $0.0001 per share, 8,625,000 Class B ordinary shares, par value $0.0001 per share, and 13,653,589 warrants were issued and outstanding, respectively

G SQUARED ASCEND I INC.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

G SQUARED ASCEND I INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$3,999	$26,468
Prepaid expenses	318,434	927,496
Total current assets	322,433	953,964
Investments held in Trust Account	347,280,493	345,041,529
Total Assets	$347,602,926	$345,995,493

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,959,068	$1,494,979
Accrued expenses	20,100	93,905
Due to related party	679,639	160,077
Total current liabilities	2,658,807	1,748,961
Deferred underwriting commissions	12,075,000	12,075,000
Derivative liabilities	1,065,104	12,551,740
Total liabilities	15,798,911	26,375,701

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of approximately $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	347,180,493	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,377,341)	(25,381,071)
Total shareholders’ deficit	(15,376,478)	(25,380,208)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$347,602,926	$345,995,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses	$328,606	$547,088	$1,451,377	$1,430,902
General and administrative expenses - related party	30,000	30,000	90,000	80,000
Loss from operations	(358,606)	(577,088)	(1,541,377)	(1,510,902)
Other income (expenses):
Change in fair value of derivative liabilities	952,505	2,818,170	11,486,636	1,920,640
Offering costs associated with derivative liabilities	—	—	—	(462,850)
Loss on Forward Purchase Agreement	—	—	—	(1,448,910)
Gain on conversion of working capital loan	—	—	—	243,440
Interest income from investments held in Trust Account	1,686,230	4,955	2,238,964	36,719
Total other income (expenses)	2,638,735	2,823,125	13,725,600	289,039

Net income (loss)	$2,280,129	$2,246,037	$12,184,223	$(1,221,863)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000	34,500,000	34,500,000	29,571,429
Basic and diluted net income (loss) per share, Class A ordinary share	$0.05	$0.05	$0.28	$(0.03)
Weighted average shares outstanding of Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,464,286
Basic and diluted net income (loss) per share, Class B ordinary share	$0.05	$0.05	$0.28	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(25,381,071)	$(25,380,208)
Net income	—	—	—	—	—	6,669,495	6,669,495
Balance - March 31, 2022 (unaudited)	—	—	8,625,000	863	—	(18,711,576)	(18,710,713)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(494,264)	(494,264)
Net income	—	—	—	—	—	3,234,599	3,234,599
Balance - June 30, 2022 (unaudited)	—	—	8,625,000	863	—	(15,971,241)	(15,970,378)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,686,229)	(1,686,229)
Net income	—	—	—	—	—	2,280,129	2,280,129
Balance - September 30, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(15,377,341)	$(15,376,478)

For The Three AND NINE Months Ended SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020 (audited)	—	$—	8,625,000	$863	$24,137	$(7,830)	$17,170
Excess cash received over the fair value of the private placement warrants	—	—	—	—	2,196,000	—	2,196,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(2,220,137)	(24,849,171)	(27,069,308)
Net income	—	—	—	—	—	774,361	774,361
Balance - March 31, 2021 (unaudited)	—	—	8,625,000	863	—	(24,082,640)	(24,081,777)
Net loss	—	—	—	—	—	(4,242,261)	(4,242,261)
Balance - June 30, 2021 (unaudited)	—	—	8,625,000	863	—	(28,324,901)	(28,324,038)
Net income	—	—	—	—	—	2,246,037	2,246,037
Balance - September 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(26,078,864)	$(26,078,001)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$12,184,223	$(1,221,863)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	5,704
Change in fair value of derivative liabilities	(11,486,636)	(471,730)
Offering costs associated with derivative warrant liabilities	—	462,850
Gain on conversion of working capital loan	—	(243,440)
Interest income from investments held in Trust Account	(2,238,964)	(36,719)
Changes in operating assets and liabilities:
Prepaid expenses	609,062	(1,140,934)
Accounts payable	464,089	79,701
Due to related party - Sponsor	519,562	—
Accrued expenses	(73,805)	45,163
Net cash used in operating activities	(22,469)	(2,521,268)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds received note payable from related party	—	1,500,000
Repayment of note payable to related party	—	(173,255)
Proceeds received from initial public offering	—	345,000,000
Proceeds received from private placement	—	9,150,000
Offering costs paid	—	(7,375,733)
Net cash provided by financing activities	—	348,101,012

Net change in cash	(22,469)	579,744

Cash - beginning of the period	26,468	—
Cash - end of the period	$3,999	$579,744

Supplemental disclosure of non-cash financing activities:
Offering costs paid by related party under promissory note	$—	$125,246
Accounts payable paid by related party under promissory note	$—	$42,306
Deferred underwriting commissions	$—	$12,075,000
Conversion of working capital loan to deferred warrant liabilities at fair value	$—	$1,256,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from October 26, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Proposed Business Combination and Termination Agreement

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

SEPTEMBER 30, 2022

Ratio (as defined in the Business Combination Agreement); and (e) amend specified defined terms included in the Business Combination Agreement.

On October 11, 2022 (the “Termination Date”), the Company and Transfix entered into a Termination Agreement (the “Termination Agreement”), which among other things provides for the mutual termination of the Business Combination Agreement (as amended by the BCA Amendment) pursuant to Section 9.01(a) of the Business Combination Agreement. No termination fee or other payment is due to any party to the Business Combination Agreement from any of the other parties as a result of the termination.

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on September 21, 2021, June 13, 2022, and October 11, 2022 for additional information.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $4,000 in its operating bank accounts, which is not sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs through September 30, 2022 were satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and loan of approximately $173,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the initial Business Combination. On March 9, 2021, the Sponsor Note was converted into a Working Capital Loan Warrants (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, as of September 30, 2022, the Company does not have sufficient liquidity to fund the working capital needs of the Company through the earlier of the consummation of a Business Combination or one year from the issuance of these unaudited condensed consolidated financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

As of September 30, 2022 and December 31, 2021, the carrying values of cash, deferred offering costs, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values primarily due to the short-term nature of the instruments.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering, Private Placement Warrants and Working Capital Loan Warrants have been estimated using Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021 is based upon the publicly traded value. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Forward Purchase Agreement between the Company and the Sponsor, providing for the Sponsor or an affiliate of the Sponsor to purchase up to 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants (each, a “Forward Purchase Warrant” and collectively, the “Forward Purchase Warrants”), for an aggregate purchase price of  $100,000,000, in each case, for $10.00 per one Class A ordinary share and one-fifth of one Forward Purchase Warrant (collectively, the “Forward Purchase Securities”), in a private placement to close substantially concurrently with the closing of a Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability or as an asset at fair value and with changes in fair value recognized in the unaudited Company’s condensed consolidated statements of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes” (“ASC 740”), prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021 or over the next twelve months.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 34,500,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

SEPTEMBER 30, 2022

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of ordinary shares:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Net income per ordinary share:
Numerator:
Allocation of net income	$1,824,103	$456,026	$1,796,830	$449,207
Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.05	$0.05

	For The Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$9,747,378	$2,436,845	$(949,955)	$(271,908)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	29,571,429	8,464,286
Basic and diluted net income (loss) per ordinary share	$0.28	$0.28	$(0.03)	$(0.03)

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

SEPTEMBER 30, 2022

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants (“Working Capital Loan Warrants”) of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the completion of the Initial Business Combination. On March 9, 2021, the Sponsor Note was converted into 1,000,000 Working Capital Loan Warrants. These warrants have the same rights and restriction as that of the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no outstanding balance under the working capital loans. The Company does not have access to any additional Working Capital Loans that can be converted into warrants.

On January 20, 2022, the Sponsor agreed to loan the Company up to $1,000,000 pursuant to a promissory note (the “New Note”). The New Note is non-interest bearing, unsecured and due on the closing of the initial business combination or February 9, 2023.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. The Company incurred approximately $90,000 and $80,000 in general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had accrued approximately $30,000 and $20,000, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets included in due to related party.

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

Due to Related Party

As of September 30, 2022 and December 31, 2021, an affiliate of the Company paid approximately $680,000 and $160,000, respectively, of expenses on behalf of the company which is included in due to related party in the accompanying condensed consolidated balance sheets.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(7,728,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(19,341,308)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	27,069,308
Class A ordinary shares subject to possible redemption at December 31, 2021	345,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,180,493
Class A ordinary shares subject to possible redemption at September 30, 2022	$347,180,493

Note 7 - Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed consolidated balance sheets (see Note 6).

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 8 — Warrants

As of September 30, 2022 and December 31, 2021, the Company had 6,900,000 of Public Warrants, 6,100,000 of Private Placement Warrants and 1,000,000 of Working Capital Loan Warrants outstanding.

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

SEPTEMBER 30, 2022

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$347,280,493	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$—	$483,000	$—
Derivative warrant liabilities - Private placement warrants	$—	$429,370	$—
Derivative warrant liabilities - Working capital loan warrants	$—	$70,390	$—
Forward purchase agreement	$—	$82,344	$—

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,041,529	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$5,939,640	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$5,238,530	$—
Derivative warrant liabilities - Working capital loan warrants	$—	$858,780	$—
Forward purchase agreement	$—	$514,790	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in March 2021 and subsequently transferred to a Level 2 measurement in September 2022 due to low trading volume. The estimated fair value of the Private Placement Warrants and Working Capital Loan Warrants were transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants and Working Capital Loan Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and Working Capital Loan Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Loan Warrants is equivalent to that of each Public Warrant. The Company transferred the fair value of the Forward Purchase Agreement to Level 2 from Level 3 in April 2021, as the underlying fair value of the warrants included in the Forward Purchase Agreement have substantially the same terms as the Public Warrants. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2022.

Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

For the three and nine months ended September 30, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $1.0 million and $11.5 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

For the three and nine months ended September 30, 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $2.8 million and $1.9 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

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

G SQUARED ASCEND I INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, except for the Termination Agreement discussed in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Proposed Business Combination and Termination Agreement

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

On October 11, 2022 (the “Termination Date”), the Company and Transfix entered into a Termination Agreement (the “Termination Agreement”), which among other things provides for the mutual termination of the Business Combination Agreement (as amended by the BCA Amendment) pursuant to Section 9.01(a) of the Business Combination Agreement. No termination fee or other payment is due to any party to the Business Combination Agreement from any of the other parties as a result of the termination.

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on September 21, 2021, June 13, 2022, and October 11, 2022 for additional information.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $4,000 in our operating bank account, which is not sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and the loan of approximately $173,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. On March 1, 2021, the Sponsor agreed to loan the Company up to $1.5 million to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of September 1, 2021 or the completion of the Initial Business Combination. On March 9, 2021, the Sponsor Note was converted into a Working Capital Loan Warrants (as defined in Note 4). As of September 30, 2022 and December 31, 2021, the Company had no outstanding balance under the Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, searching for a business combination target company. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $2.3 million, which consisted of approximately $1.0 million in non-operating gain resulting from the change in fair value of derivative liabilities, and approximately $1.7 million of income from investments held in trust account, offset by approximately $329,000 in general and administrative expenses, and $30,000 in general and administrative expenses - related party.

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

For the nine months ended September 30, 2022, we had net income of approximately $12.2 million, which consisted of approximately $11.5 million in non-operating gain resulting from the change in fair value of derivative liabilities, and approximately $2.2 million of income from investments held in trust account, offset by approximately $1.5 million in general and administrative expenses, and $90,000 in general and administrative expenses - related party.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to us. We incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. We incurred approximately $90,000 and $80,000 in general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had accrued approximately $30,000 and $20,000, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets included in due to related party.

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

Due to Related Party

As of September 30, 2022 and December 31, 2021, an affiliate of the Company paid approximately $680,000 and $160,000, respectively, of expenses on behalf of the company which is included in due to related party in the accompanying condensed consolidated balance sheets.

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

Critical Accounting Policies

Derivatives

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in such filing. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

How are the funds in the Trust Account currently being held?

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our IPO (the “IPO Registration Statement”), should our Company continue to exist to such date, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Termination Agreement, dated October 11, 2022 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on October 11, 2022)
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

Dated: November 18, 2022	G SQUARED ASCEND I INC.

	By:	/s/ Ward Davis
	Name:	Ward Davis
	Title:	Chief Executive Officer

	By:	/s/ Tom Hoban
	Name:	Tom Hoban
	Title:	Chief Financial Officer